Form 10-Q
period 2025-06-30
EQV Ventures Acquisition Corp. II
filed 2025-08-13
CIK 2042902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42729

EQV Ventures Acquisition Corp. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1810179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 Center Drive Park City, Utah	84098
(Address of principal executive offices)	(Zip Code)

(405) 870-3781

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-third of one redeemable warrant	EVACU	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	EVAC	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	EVACW	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 13, 2025, there were 46,947,857 Class A ordinary shares, $0.0001 par value and 12,075,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EQV VENTURES ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024
Assets:
Current assets
Cash	$4,921	$—
Prepaid expenses	1,969	—
Total Current Assets	6,890	—

Non-current Assets
Deferred offering costs	1,285,678	362,828
Total Assets	$1,292,568	$362,828

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs	$1,090,088	$362,828
Accrued expenses	42,228	31,791
Advances from related party	5,420	—
Promissory note – related party	236,000	—
Total Liabilities	1,373,736	394,619

Commitments and Contingencies	—	—

Shareholders’ Deficit:
Preference shares, 0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, 0.0001 par value; 300,000,000 shares authorized; 160,000 shares issued and outstanding(1) as of June 30, 2025 and December 31, 2024, respectively	16	16
Class B ordinary shares, 0.0001 par value; 30,000,000 shares authorized; 12,075,000 shares issued and outstanding(2) as of June 30, 2025 and December 31, 2024, respectively	1,207	1,207
Additional paid-in capital	24,177	24,177
Accumulated deficit	(106,568)	(57,191)
Total Shareholders’ Deficit	(81,168)	(31,791)
Total Liabilities and Shareholders’ Deficit	$1,292,568	$362,828

(1)	On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the company. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act (Note 6).
(2)	Includes up to 1,575,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On July 1, 2025, the Company issued additional 2,012,500 Class B ordinary shares to Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriters partially exercised their over-allotment option. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 1,000,000 founder shares are no longer subject to forfeiture, and 575,000 founder shares remain subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative costs	$48,603	$49,377
Loss from Operations	(48,603)	(49,377)

Net loss	$(48,603)	$(49,377)

Basic and diluted weighted average shares outstanding, Class A ordinary shares(1)	160,000	160,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,500,000	10,500,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.00)

(1)	On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the company. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act (Note 6).
(2)	Excludes up to 1,575,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On July 1, 2025, the Company issued additional 2,012,500 Class B ordinary shares to Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriters partially exercised their over-allotment option. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 1,000,000 founder shares are no longer subject to forfeiture, and 575,000 founder shares remain subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares (1)		Class B Ordinary Shares (2)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	160,000	$16	12,075,000	$1,207	$24,177	$(57,191)	$(31,791)
Net loss	—	—	—	—	—	(774)	(774)
Balance at March 31, 2025 (unaudited)	160,000	$16	12,075,000	$1,207	$24,177	$(57,965)	$(32,565)
Net loss	—	—	—	—	—	(48,603)	(48,603)
Balance at June 30, 2025 (unaudited)	160,000	$16	12,075,000	$1,207	$24,177	$(106,568)	$(81,168)

(1)	On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the company. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act (Note 6).
(2)	Includes up to 1,575,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On July 1, 2025, the Company issued additional 2,012,500 Class B ordinary shares to Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriters partially exercised their over-allotment option. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 1,000,000 founder shares are no longer subject to forfeiture, and 575,000 founder shares remain subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(49,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,451
Accrued expenses	10,437
Net cash used in operating activities	(35,489)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	236,000
Payment of offering costs	(195,590)
Net cash provided by financing activities	40,410

Net change in Cash	4,921
Cash – Beginning of period	—
Cash – End of period	$4,921

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$752,181
Prepaid expenses paid through advances from related party	$5,420

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

EQV Ventures Acquisition Corp. II (the “Company”) was incorporated as a Cayman Islands exempted company on September 9, 2024. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular or geographic region for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from September 9, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is EQV Ventures Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on July 1, 2025. On July 3, 2025, the Company consummated the Initial Public Offering of 46,000,000 units (the “Units”), which includes the partial exercise by the underwriters of their over-allotment option of 4,000,000 Units, at $10.00 per Unit, generating gross proceeds of $460,000,000. Each Unit consists of one Class A ordinary share (“Public Share”) and one-third of one redeemable warrant (each, a “Public Warrant,” and collectively, the “Public Warrants”).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of (i) the private placement of 400,000 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Sponsor Private Placement Units”) to the Sponsor at a price of $10.00 per Sponsor Private Placement Unit, generating total proceeds of $4,000,000, and (ii) the private placement of 387,857 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Underwriter Private Placement Units”) to BTIG, LLC (“BTIG”), which includes 12,857 Units issued pursuant to the partial exercise by BTIG of the over-allotment option, at a price of $10.00 per Underwriter Private Placement Unit, generating total proceeds of $3,878,570 (collectively the “Private Placement Units”).

Transaction costs amounted to $24,491,891, consisting of $5,878,570 of cash underwriting fee, $17,100,000 of deferred underwriting fee, and $1,513,321 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net, with respect to interest income, of certain amounts of working capital expenses (up to an aggregate of $1,000,000 of the interest earned on the Trust Account per year), taxes payable and up to $100,000 to pay liquidation expenses) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination Company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Upon the closing of the Initial Public Offering on July 3, 2025, an amount of $460,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are being held in a trust account (the “Trust Account”), located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, or in an interest bearing demand deposit account, until the earlier of: (i) the consummation of a Business Combination and (ii) the distribution of the Trust Account, as described below. We are permitted to withdraw interest earned on the Trust Account to fund our working capital requirements, subject to an annual limit of $1,000,000, and/or to pay our taxes and notwithstanding the annual limitation, such withdrawals can only be made from interest and not from the principal held in the Trust Account (“permitted withdrawals”).

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay working capital expenses or its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if it obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed (i) to vote their Founder Shares (as defined in Note 4) and any Public Shares acquired in or after the Initial Public Offering in favor of a Business Combination, and (ii) not to convert any shares owned by them in connection therewith. Additionally, each public shareholder may elect to convert their Public Shares irrespective of whether they vote for or against the proposed transaction or abstain from voting on the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct conversion pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from converting its shares with respect to more than an aggregate of 15% or more of the Public Shares or 6,900,000 (or up to 7,245,000 if the over-allotment option is exercised in full), without the prior consent of the Company.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The initial shareholders have agreed (i) to waive their redemption rights with respect to their Founder Shares, Private Placement Shares (as defined below), and Public Shares held by them in connection with the completion of a Business Combination and (ii) not to propose an amendment to (a) modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination by the Combination Period (as defined below) or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has until 24 months, or such earlier date as the Company’s board of directors may approve, from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (excluding, with respect to interest income, certain amounts of working capital expenses, taxes payable and up to $100,000 to pay liquidation expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which may expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The initial shareholders have agreed to waive their liquidation rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor, officers and directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of certain amounts of working capital expenses and taxes payable. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all material vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). At June 30, 2025, the Company had $4,921 in cash and working capital deficit of $1,366,846.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements-Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of these condensed financial statements. At July 3, 2025, the Initial Public Offering closing date, the Company had $905,153 cash and working capital of $808,010.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 3, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 10, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value to be reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC as of condensed balance sheet date since the underwriters partially exercised their overallotment option at the closing of the Initial Public Offering.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,921 and $0 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares subject to possible redemption and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares subject to possible redemption. Offering costs allocated to the Public Shares will be charged to temporary equity and offering costs allocated to the Public Warrants (as defined below) and the Private Placement Units will be charged to shareholders’ deficit. The Public Warrants and Private Placement Warrants (as defined below), after management’s evaluation, will be accounted for under equity treatment at the closing of the Initial Public Offering.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placements in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are no Public Warrants and Private Placement Warrants outstanding as of June 30, 2025 and December 31, 2024.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary to reduce deferred tax assets to the amount expected to be realized.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The weighted average shares of the Class B ordinary shares were reduced for the effect of an aggregate of 1,575,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the three months ended June 30, 2025		For the six months ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(730)	$(47,873)	$(741)	$(48,636)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	160,000	10,500,000	160,000	10,500,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 9, 2024, the date of incorporation.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Units

Pursuant to the Initial Public Offering on July 3, 2025, the Company sold 46,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 4,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant,” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Warrants

As of June 30, 2025 and December 31, 2024, there are no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company will use its commercially reasonable efforts to cause the registration statement to become effective within 60 business days after the closing of its initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if its Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

As of June 30, 2025 and December 31, 2024, there are no Private Warrants outstanding. The Private Placement Warrants contained in the Private Placement Units (Note 4) will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 4 — Related Party Transactions

Founder Shares

On October 11, 2024, the Sponsor paid $25,000 in exchange for the issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”), par value $0.0001 per share, of the Company. On July 1, 2025, the Company issued 2,012,500 Class B ordinary shares to the Sponsor in a share capitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share data has been retrospectively presented. The Sponsor has agreed to forfeit up to 1,575,000 Founder Shares to the extent that the underwriter’s over-allotment option is not exercised in full so that the Founder Shares will represent, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering). As a result of the partial exercise of the over-allotment on July 3, 2025, up to 575,000 of the Founder Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the remainder of the underwriters’ over-allotment option is not exercised.

The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 6.

The initial shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier of (A) 12 months after the completion of the initial Business Combination, or (B) six months after the completion of the initial Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note

On October 17, 2024, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due on the earlier of June 30, 2025 or the completion of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, $236,000 and none, respectively, were outstanding under the promissory note. On July 3, 2025, the Company repaid in full the total borrowed under the promissory note of $236,000. Borrowings under the note are no longer available.

Advances from Related Party

As of June 30, 2025, the Company owed an affiliate of the Sponsor $5,420. The amount is due on demand.

Private Placement Units

Simultaneously with the consummation of the Initial Public Offering on July 3, 2025, the Company consummated the sale of (i) the private placement of 400,000 Sponsor Private Placement Units to the Sponsor at a price of $10.00 per Sponsor Private Placement Unit, generating total proceeds of $4,000,000, and (ii) the private placement of 387,857 Underwriter Private Placement Units to BTIG, which includes 12,857 Units issued pursuant to the partial exercise by BTIG of the over-allotment option, at a price of $10.00 per Underwriter Private Placement Unit, generating total proceeds of $3,878,570. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-third of one redeemable warrant (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will not expire except upon liquidation. If the initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, or such earlier date as the board of directors may approve, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants may expire worthless.

Additionally, $3,878,570 of the underwriting commissions was applied by the underwriter to purchase 387,857 Underwriter Private Placement Units.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required in the form of Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units and the underlying securities of such Private Placement Units, except as described herein. As of June 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an agreement with an affiliate of the Sponsor, commencing on July 1, 2025, to pay the affiliate of the Sponsor a monthly fee of $40,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders. For the three and six months ended June 30, 2025, the Company did not incur any fees for these services.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, of the Company or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units (and the underlying securities), and units that may be issued upon conversion of Working Capital Loans (and the underlying securities) have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to unlimited demands that the Company register such securities for sale under the Securities Act. In addition, these holders will have piggyback registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 6,300,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On July 3, 2025, the underwriters partially exercised the over-allotment option to purchase an additional 4,000,000 Units. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 2,300,000 Units.

The underwriters were entitled to an underwriting discount of $5,878,570, which was paid at the closing of the Initial Public Offering as $2,000,000 in cash and $3,878,570 in Underwriter Private Placement Units. Additionally, $1,000,000 is payable to the underwriter at the closing of the initial business combination.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a Business Combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a Business Combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of their base fee and the over-allotment fee (if any), the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a Business Combination.

Note 6 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share.

On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. The issuance of the Class A ordinary shares to the Company’s director nominees is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the fair value of the issued Class A ordinary shares to the Company’s director nominees to be approximately $400 based upon the price of the Founder Shares received by the Sponsor, or approximately $0.0025 per share.

As of June 30, 2025 and December 31, 2024, there were 160,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2025 and December 31, 2024, there were 12,075,000 Class B ordinary shares issued and outstanding. As a result of the partial exercise of the over-allotment on July 3, 2025, up to 575,000 are subject to forfeitures to the extent to which the remainder of the underwriters’ over-allotment option is not exercised.

Prior to an initial Business Combination, only Holders of the Company’s Class B ordinary shares, including the Founder Shares held by the Sponsor, will have the right to vote on the election of directors. Holders of the Company’s Class A ordinary shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial Business Combination, Holders of the Company’s Class B ordinary shares, including the Founder Shares held by the Sponsor, may by ordinary resolution as a matter of Cayman Islands law remove a member of the board of directors for any reason. In a vote to transfer the Company by way of continuation out of the Cayman Islands to another jurisdiction (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction), which requires a special resolution, Holders of the Company’s Class B ordinary shares, including the Founder Shares held by the Sponsor, will have ten votes for every Class B ordinary share and Holders of the Company’s Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, the Sponsor will be able to approve any such proposal without the vote of any other shareholder. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with an initial Business Combination, Holders of Class A ordinary shares and Class B ordinary shares, including the Founder Shares held by the Sponsor, will vote together as a single class on all other matters submitted to a vote of shareholders, with each share entitling the holder to one vote, except as required by law.

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The Class B ordinary shares issued to the Sponsor will automatically convert into Class A ordinary shares at the time of the consummation of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of this offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. Any Class A ordinary shares received as a result of such a conversion will not be eligible for redemption.

Note 7 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2025	December 31, 2024
Cash	$4,921	$—
Deferred offering costs	$1,285,678	$362,828

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative costs	$48,603	$49,377

EQV VENTURES ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through the date that the condensed financial statements were available to be issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 3, 2025, the Company consummated the Initial Public Offering of 46,000,000 Units, generating gross proceeds of $460,000,000. Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of (i) the private placement of 400,000 Sponsor Private Placement Units to the Sponsor, generating total proceeds of $4,000,000, and (ii) the private placement of 387,857 Underwriter Private Placement Units to BTIG, generating total proceeds of $3,878,570.

The underwriters were entitled to an underwriting discount of $5,878,570, which was paid at the closing of the Initial Public Offering as $2,000,000 in cash and $3,878,570 in Underwriter Private Placement Units. Additionally, $1,000,000 is payable to the underwriter at the closing of the initial business combination. Additionally, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a Business Combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a Business Combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash, provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of their base fee and the over-allotment fee (if any), the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a Business Combination.

On July 3, 2025, the Company repaid the total borrowed under the promissory note of $236,000. Borrowings under the note are no longer available.

The Company entered into an agreement with an affiliate of the Sponsor, commencing on July 1, 2025, to pay the affiliate of the Sponsor a monthly fee of $40,000 for office space, utilities, secretarial support and administrative support until the earlier of the completion of a Business Combination or the distribution of the Trust Account to the public shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to EQV Ventures Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to EQV Ventures Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 9, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 9, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $48,603, which consisted of general and administrative costs.

For the six months ended June 30, 2025, we had a net loss of $49,377, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on July 3, 2025, we consummated the Initial Public Offering of 46,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option of 4,000,000 Units, at $10.00 per Unit, generating gross proceeds of $460,000,000. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of (i) the private placement of 400,000 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Sponsor Private Placement Units”) to the Sponsor at a price of $10.00 per Sponsor Private Placement Unit, generating total proceeds of $4,000,000, and (ii) the private placement of 387,857 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Underwriter Private Placement Units”) to BTIG, LLC (“BTIG”), which includes 12,857 Units issued pursuant to the partial exercise by BTIG of the over-allotment option, at a price of $10.00 per Underwriter Private Placement Unit, generating total proceeds of $3,878,570 (collectively the “Private Placement Units”).

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Units, a total of $460,000,000 was placed in the Trust Account. We incurred $24,491,891 in expenses, consisting of $5,878,570 of cash underwriting fees, $17,100,000 of deferred underwriting fees, and $1,513,321 of other offering costs.

For the six months ended June 30, 2025, cash used in operating activities was $35,489, and net income was $49,377. Changes in operating assets and liabilities provided $13,888 of cash for operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net, with respect to interest income, of permitted withdrawals and deferred underwriting commissions), to complete our Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our taxes and to fund permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into units of the post-Business Combination entity at a price of $10.00 at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor or an affiliate to pay the affiliate of the Sponsor a monthly fee of $40,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a Business Combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a Business Combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of the base fee and the over-allotment fee (if any), the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our final prospectus filed with the SEC on July 3, 2025 in connection with the Initial Public Offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. At June 30, 2025, there were 160,000 Class A ordinary shares issued and outstanding.

On July 3, 2025, the Company consummated the Initial Public Offering of 46,000,000 units (the “Units”), which includes the partial exercise by the underwriters of their over-allotment option of 4,000,000 Units, at $10.00 per Unit, generating gross proceeds of $460,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-288469). The SEC declared the registration statement effective on July 1, 2025.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of (i) the private placement of 400,000 Sponsor Private Placement Units to the Sponsor, generating total proceeds of $4,000,000, and (ii) the private placement of 387,857 Underwriter Private Placement Units to BTIG, generating total proceeds of $3,878,570. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

In connection with the Initial Public Offering, we paid a total of $24,491,891, consisting of $5,878,570 of cash underwriting fees, $17,100,000 of deferred underwriting fees, and $1,513,321 of other offering costs. Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $460,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Units are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q. There has been no material change in the planned use of the proceeds from the Initial Public Offering and the private placements as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42729) filed with the SEC on July 3, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQV VENTURES ACQUISITION CORP. II

Date: August 13, 2025	By:	/s/ Jerome Silvey
	Name:	Jerome Silvey
	Title:	Chief Executive Officer
(principal executive officer)

Date: August 13, 2025	By:	/s/ Tyson Taylor
	Name:	Tyson Taylor
	Title:	President and Chief Financial Officer
(principal financial and accounting officer)