Form 10-Q
period 2025-09-30
EQV Ventures Acquisition Corp. II
filed 2025-11-14
CIK 2042902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2025, there were 46,947,857 Class A ordinary shares, $0.0001 par value and 11,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EQV VENTURES ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and For the Period from September 9, 2024 (Inception) through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and For the Period from September 9, 2024 (Inception) through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and For The Period from September 9, 2024 (Inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
Assets:	(Unaudited)
Current assets
Cash	$712,349	$—
Due from related Party	11,695	—
Prepaid expenses	21,891	—
Prepaid insurance	90,000	—
Total Current Assets	835,935	—

Non-current Assets
Long-term prepaid insurance	67,500	—
Deferred offering costs	—	362,828
Marketable securities held in the Trust Account	464,765,664	—
Total Assets	$465,669,099	$362,828

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued offering costs	$75,000	$362,828
Accrued expenses	47,050	31,791
Total Current Liabilities	122,050	394,619

Non-current Liabilities:
Deferred legal fees	815,072	—
Deferred underwriting fee payable	17,100,000	—
Total Liabilities	18,037,122	394,619

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 46,000,000 and 0 shares at a redemption value of $10.08 and $0.00 per share at September 30, 2025 and December 31, 2024, respectively	463,765,664	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 947,857 and 160,000 shares issued and outstanding(1) (excluding 46,000,000 and 0 shares subject to possible redemption) at September 30, 2025 and December 31, 2024, respectively	95	16
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 12,075,000 shares issued and outstanding at September 30, 2025 and December 31, 2024(2)	1,149	1,207
Additional paid-in capital	—	24,177
Accumulated deficit	(16,134,931)	(57,191)
Total Shareholders’ Deficit	(16,133,687)	(31,791)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$465,669,099	$362,828

(1)

On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act (Note 7).

(2)	Excludes 575,000 Class B ordinary shares forfeited by the Company’s Sponsor (Note 7). On July 1, 2025, the Company issued an additional 2,012,500 Class B ordinary shares to the Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriters partially exercised their over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriters, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited on August 17, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised, resulting in the total Class B ordinary shares outstanding decreasing to 11,500,000 (Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the Period from September 9, 2024 (Inception) through September 30, 2024
General and administrative costs	$304,298	$353,675	$—
Loss from operations	(304,298)	(353,675)	—

Other income:
Interest earned on marketable securities held in the Trust Account	4,765,664	4,765,664	—
Total other income, net	4,765,664	4,765,664	—

Net income	$4,461,366	$4,411,989	$—

Basic and diluted weighted average shares outstanding of Class A ordinary shares(1)	45,906,978	15,469,262	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.08	$0.17	$—
Basic weighted average shares outstanding of Class B ordinary shares	11,478,022	10,827,206	—
Basic net income per ordinary share, Class B ordinary shares	$0.08	$0.17	$—
Diluted weighted average shares outstanding of Class B ordinary shares(2)	11,500,000	11,500,000	—
Diluted net income per ordinary share, Class B ordinary shares	$0.08	$0.16	$—

(1)	On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the company. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act (Note 7).
(2)	Includes up to 1,575,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). On July 1, 2025, the Company issued additional 2,012,500 Class B ordinary shares to Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriters partially exercised their over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriters, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited on August 17, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised, resulting in the total Class B ordinary shares outstanding decreasing to 11,500,000 (Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares (1)		Class B Ordinary Shares (2)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	160,000	$16	12,075,000	$1,207	$24,177	$(57,191)	$(31,791)
Net loss	—	—	—	—	—	(774)	(774)
Balance - March 31, 2025 (unaudited)	160,000	16	12,075,000	1,207	24,177	(57,965)	(32,565)
Net loss	—	—	—	—	—	(48,603)	(48,603)
Balance - June 30, 2025 (unaudited)	160,000	16	12,075,000	1,207	24,177	(106,568)	(81,168)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(15,056,315)	(20,489,787)	(35,546,102)
Sale 787,857 of Private Placement Units	787,857	79	—	—	7,878,491	—	7,878,570
Fair Value of Public Warrants at issuance	—	—	—	—	7,590,000	—	7,590,000
Allocated value of transaction costs to Class A shares	—	—	—	—	(436,353)	—	(436,353)
Forfeiture of Founder Shares	—	—	(575,000)	(58)	58	—	—
Net income	—	—	—	—	—	4,461,366	4,461,366
Balance - September 30, 2025 (unaudited)	947,857	$95	11,500,000	$1,149	$—	$(16,134,931)	$(16,133,687)

FOR THE PERIOD FROM SEPTEMBER 9, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares (1)		Class B Ordinary Shares (2)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 9, 2024	—	$—	—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	—
Balance - September 30, 2024	—	—	—	—	—	—	—

(1)	On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the company. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act (Note 7).
(2)	Includes up to 1,575,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). On July 1, 2025, the Company issued additional 2,012,500 Class B ordinary shares to Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriters partially exercised their over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriters, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited on August 17, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised, resulting in the total Class B ordinary shares outstanding decreasing to 11,500,000 (Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30, 2025	For The Period from September 9, 2024 (Inception) through September 30, 2024
Cash Flows from Operating Activities:
Net income	$4,411,989	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in the Trust Account	(4,765,664)	—
Payment of general and administrative costs through promissory note – related party	145,113	—
Change in Fair Value of Overallotment liability	(134,900)
Changes in operating assets and liabilities:
Prepaid expenses	(21,891)	—
Prepaid insurance	(157,500)	—
Accrued expenses	15,259	—
Net cash used in operating activities	(507,594)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(460,000,000)	—
Net cash used in investing activities	(460,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	454,121,430	—
Proceeds from sale of Private Placement Units	7,878,570	—
Due from Sponsor	(11,695)
Proceeds from promissory note – related party	236,000	—
Repayment of promissory note – related party	(236,000)	—
Payment of offering costs	(768,362)	—
Net cash provided by financing activities	461,219,943	—

Net Change in Cash	712,349	—
Cash – Beginning of period	—	—
Cash – End of period	$712,349	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$(287,828)	$—
Deferred underwriting fee payable	$17,100,000	$—
Deferred legal fee payable	$815,072	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

EQV Ventures Acquisition Corp. II (the “Company”) was incorporated as a Cayman Islands exempted company on September 9, 2024. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

The Company is not limited to a particular or geographic region for purposes of consummating a business combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from September 9, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company anticipates it will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the Initial Public Offering, the Company consummated (i) the private placement of 400,000 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Sponsor Private Placement Units”) to the Sponsor at a price of $10.00 per Sponsor Private Placement Unit, generating total proceeds of $4,000,000, and (ii) the private placement of 387,857 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Underwriter Private Placement Units”) to BTIG, LLC (“BTIG”), which includes 12,857 Units issued pursuant to the partial exercise by BTIG of the over-allotment option, at a price of $10.00 per Underwriter Private Placement Unit, generating total proceeds of $3,878,570 (collectively the “Private Placement Units”). The Private Placement Units are discussed in Notes 3 and 4.

Transaction costs amounted to $24,491,891, consisting of $5,878,570 of cash underwriting fees, $17,100,000 of deferred underwriting fees, and $1,513,321 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. The Company’s initial business combination must be with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net, with respect to interest income, of certain amounts of working capital expenses (up to an aggregate of $1,000,000 of the interest earned on the Trust Account per year), taxes payable and up to $100,000 to pay liquidation expenses) at the time of the agreement to enter into a business combination. The Company will only complete a business combination if the post-business combination entity owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a business combination successfully.

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company will provide holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay working capital expenses or its tax obligations). There will be no redemption rights upon the completion of a business combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will proceed with a business combination only if it obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a business combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed (i) to vote their Founder Shares (as defined in Note 4) and any Public Shares acquired in or after the Initial Public Offering in favor of a business combination, and (ii) not to convert any shares owned by them in connection therewith. Additionally, each public shareholder may elect to convert their Public Shares irrespective of whether they vote for or against the proposed transaction or abstain from voting on the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a business combination and it does not conduct conversion pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from converting its shares with respect to more than an aggregate of 15% or more of the Public Shares or 6,900,000, without the prior consent of the Company.

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

The initial shareholders have agreed to waive their liquidation rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a business combination within the Combination Period. However, if the Sponsor, officers and directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). At September 30, 2025, the Company had $712,349 in cash and working capital surplus of $713,885.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements-Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. Management has determined that upon consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of these unaudited condensed financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 3, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 10, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value to be reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 815 since the underwriters partially exercised their overallotment option at the closing of the Initial Public Offering. The remainder of the over-allotment option has expired and is no longer payable.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $712,349 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Marketable Securities Held in the Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $464,765,664 and $0, respectively, were held in a money market mutual fund.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares subject to possible redemption and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares subject to possible redemption. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Warrants (as defined below) and the Private Placement Units were charged to shareholders’ deficit. The Public Warrants and Private Placement Warrants (as defined below), after management’s evaluation, were accounted for under equity treatment.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a business combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$460,000,000
Less:
Proceeds allocated to Public Warrants	(7,590,000)
Proceeds allocated to over-allotment option	(134,900)
Class A ordinary shares issuance costs	(24,055,538)
Plus:
Remeasurement of carrying value to redemption value	35,546,102
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$463,765,664

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 15,333,333 Public Warrants and 262,619 Private Placement Warrants outstanding as of September 30, 2025.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. Weighted average ordinary shares were reduced for the effect of an aggregate of 575,000 ordinary shares that were forfeited on August 17, 2025 as the over-allotment option was not exercised in full by the underwriters (Note 4). The over-allotment option has expired and is no longer payable.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025		For the Period from September 9, 2024 (Inception) through September 30, 2024
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$3,569,013	$892,353	$2,595,414	$1,816,575	$—	$—
Denominator:
Basic weighted average ordinary shares outstanding	45,906,978	11,478,022	15,469,262	10,827,206	—	—
Basic net income per ordinary share	$0.08	$0.08	$0.17	$0.17	$—	$—

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025		For the Period from September 9, 2024 (Inception) through September 30, 2024
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$3,567,647	$893,719	$2,530,667	$1,881,322	$—	$—
Denominator:
Diluted weighted average ordinary shares outstanding	45,906,978	11,500,000	15,469,262	11,500,000	—	—
Diluted net income per ordinary share	$0.08	$0.08	$0.17	$0.16	$—	$—

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“Topic 280”): “Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 9, 2024, the date of incorporation.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Public Units

Pursuant to the Initial Public Offering on July 3, 2025, the Company sold 46,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 4,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant,” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Warrants

As of September 30, 2025, there were 15,595,952 Warrants outstanding, including 15,333,333 Public Warrants and 262,619 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a business combination. The Public Warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

As of September 30, 2025, there were 262,619 Private Placement Warrants outstanding and as of December 31, 2024, there were no Private Placement Warrants outstanding. The Private Placement Warrants contained in the Private Placement Units (Note 4) are identical to the Public Warrants underlying the Units  sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On October 11, 2024, the Sponsor paid $25,000 in exchange for the issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”), par value $0.0001 per share, of the Company. On July 1, 2025, the Company issued 2,012,500 Class B ordinary shares to the Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share data has been retrospectively presented. The Sponsor agreed to forfeit up to 1,575,000 Founder Shares to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares represented, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On July 3, 2025, the underwriters partially exercised their over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriters, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited as of August 17, 2025, the expiration date of the over-allotment option, as it remained unexercised.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a business combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units and the underlying securities of such Private Placement Units, except as described herein. As of September 30, 2025 (unaudited) and December 31, 2024, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on July 1, 2025, to pay the affiliate of the Sponsor a monthly fee of $40,000 for office space, utilities, secretarial support and administrative support. This arrangement will terminate upon completion of a business combination or the distribution of the Trust Account to the public shareholders.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, of the Company or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. For the three and nine months ended September 30, 2025 the Company incurred and paid $120,000 for these services.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 5. PRIVATE PLACEMENT UNITS

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 6,300,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On July 3, 2025, the underwriters partially exercised the over-allotment option to purchase an additional 4,000,000 Units. The remaining over-allotment option expired on August 17, 2025, the expiration date of the over-allotment option, as it remained unexercised (Note 4).

The underwriters were entitled to an underwriting discount of $5,878,570, which was paid at the closing of the Initial Public Offering as $2,000,000 in cash and $3,878,570 in Underwriter Private Placement Units. Additionally, $1,000,000 is payable to the underwriter at the closing of the initial business combination.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a business combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a business combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of the base fee and the over-allotment fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a business combination. The over-allotment option has expired and is no longer payable.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share.

On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. The issuance of the Class A ordinary shares to the Company’s director nominees is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the fair value of the issued Class A ordinary shares to the Company’s director nominees to be approximately $400 based upon the price of the Founder Shares received by the Sponsor, or approximately $0.0025 per share.

At September 30, 2025 and December 31, 2024, there were 947,857 and 160,000 Class A ordinary shares issued and outstanding, excluding 46,000,000 and 0 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. At September 30, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding. On July 1, 2025, the Company issued an additional 2,012,500 Class B ordinary shares to the Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. On July 3, 2025, the underwriters partially exercised their over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriters, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. On August 17, 2025, 575,000 Founder Shares were subsequently forfeited upon the expiration of the underwriter’s over-allotment option (Note 4).

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 8. SEGMENT INFORMATION

Topic 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2025	December 31, 2024
Cash	$712,349	$—
Cash held in the Trust Account	$464,765,664	$—

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For The Period from September 9, 2024 (Inception) through September 30, 2024
General and administrative costs	$304,298	$353,675	$—
Interest earned on the Trust Account	$4,765,664	$4,765,664	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through November 14, 2025, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 9, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $4,461,366, which consists of interest income on marketable securities held in the Trust Account of $4,765,664, offset by operating costs of $304,298.

For the nine months ended September 30, 2025, we had net income of $4,411,989, which consists of interest income on marketable securities held in the Trust Account of $4,765,664, offset by operating costs of $353,675.

For the period from September 9, 2024 (inception) through September 30, 2024, we had no income or loss.

Liquidity and Capital Resources

On July 3, 2025, we consummated the Initial Public Offering of 46,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option of 4,000,000 Units, at $10.00 per Unit, generating gross proceeds of $460,000,000. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of (i) the private placement of 400,000 Sponsor Private Placement Units at a price of $10.00 per Sponsor Private Placement Unit, generating total proceeds of $4,000,000, and (ii) the private placement of 387,857 Underwriter Private Placement Units, which includes 12,857 Units issued pursuant to the partial exercise by BTIG of the over-allotment option, at a price of $10.00 per Underwriter Private Placement Unit, generating total proceeds of $3,878,570.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Units, a total of $460,000,000 was placed in the Trust Account. We incurred $5,878,570 of cash underwriting fees, $17,100,000 of deferred underwriting fees, and $1,513,321 of other offering costs.

For the nine months ended September 30, 2025, cash used in operating activities was $507,594. Net income of $4,411,989 was affected by interest earned on marketable securities held in the Trust Account of $4,765,664, payment of general and administrative costs through promissory note – related party of $145,113 and Change in Fair Value of Overallotment liability of $134,900. Changes in operating assets and liabilities provided $164,132 of cash for operating activities.

For the period from September 9, 2024 (inception) through September 30, 2024, there was no cash and no cash activity.

As of September 30, 2025, we had marketable securities held in the Trust Account of $464,765,664 (including approximately $4,765,664 of interest income) consisting of U.S. treasury bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net, with respect to interest income, of permitted withdrawals and deferred underwriting commissions), to complete our business combination. We may withdraw interest from the Trust Account to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account will be sufficient to pay our taxes and to fund permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $712,349. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a business combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a business combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of the base fee and the over-allotment fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a business combination. The over-allotment option has expired and is no longer payable.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our final prospectus for the Initial Public Offering filed with the SEC on July 3, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. At September 30, 2025, there were 46,947,857 Class A ordinary shares issued and outstanding.

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

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of (i) 400,000 Sponsor Private Placement Units in a private placement to the Sponsor at a price of $10.00 per Sponsor Private Placement Unit, generating gross proceeds of $4,000,000, and (ii)387,857 Underwriter Private Placement Units in a private placement to BTIG, generating gross proceeds of $3,878,570. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K (File No. 001-42729) filed with the SEC on July 3, 2025).
10.1	Private Placement Units Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K (File No. 001-42729) filed with the SEC on July 3, 2025).
10.2	Private Placement Units Purchase Agreement between the Company and the Underwriter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K (File No. 001-42729) filed with the SEC on July 3, 2025).
10.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K (File No. 001-42729) filed with the SEC on July 3, 2025).
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K (File No. 001-42729) filed with the SEC on July 3, 2025).
10.5	Registration and Shareholder Rights Agreement among the Company, the Sponsor, BTIG and certain other equityholders named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K (File No. 001-42729) filed with the SEC on July 3, 2025).
10.6	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K (File No. 001-42729) filed with the SEC on July 3, 2025).
10.7	Administrative Services Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on 8-K (File No. 001-42729) filed with the SEC on July 3, 2025).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-287926), filed on June 10, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQV VENTURES ACQUISITION CORP. II

Date: November 14, 2025	By:	/s/ Jerome Silvey
	Name:	Jerome Silvey
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 14, 2025	By:	/s/ Tyson Taylor
	Name:	Tyson Taylor
	Title:	President, Chief Financial Officer
(principal financial and accounting officer)