Form 10-Q
period 2026-03-31
EQV Ventures Acquisition Corp. II
filed 2026-05-15
CIK 2042902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42729

EQV Ventures Acquisition Corp. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1810179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 Center Drive, Park City, Utah	84098
(Address of principal executive offices)	(Zip Code)

(405) 870-3781

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-third of one redeemable warrant	EVAC U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	EVAC	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	EVAC WS	New York Stock Exchange

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

As of May 14, 2026, there were 46,947,857 Class A ordinary shares, par value $0.0001, and 11,500,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

EQV VENTURES ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
Assets:	(Unaudited)
Current assets
Cash and cash equivalents	$1,471,027	$1,092,055
Due from related party	11,695	11,695
Prepaid expenses	3,757	11,023
Prepaid insurance	90,000	90,000
Total Current Assets	1,576,479	1,204,773

Non-current Assets
Long-term prepaid insurance	22,500	45,000
Investments held in the Trust Account	472,820,666	469,017,981
Total Assets	$474,419,645	$470,267,754

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued offering costs	$75,000	$75,000
Accrued expenses	189,756	77,214
Total Current Liabilities	264,756	152,214

Non-current Liabilities:
Deferred legal fees	1,032,104	879,200
Deferred underwriting fee payable	17,100,000	17,100,000
Total Liabilities	18,396,860	18,131,414

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 46,000,000 shares at a redemption value of $10.27 and $10.19 per share as of March 31, 2026 and December 31, 2025, respectively	472,320,666	468,517,981

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 947,857 shares issued and outstanding (excluding 46,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	95	95
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 11,500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025(1)	1,149	1,149
Additional paid-in capital	—	—
Accumulated deficit	(16,299,125)	(16,382,885)
Total Shareholders’ Deficit	(16,297,881)	(16,381,641)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$474,419,645	$470,267,754

The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$427,850	$774
Loss from Operations	(427,850)	(774)

Other income:
Interest earned on investments held in Trust Account	4,302,685	—
Interest earned on operating account	11,610	—
Total other income	4,314,295	—

Net Income (Loss)	$3,886,445	$(774)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	46,947,857	160,000
Basic and diluted net income (loss) per Class A ordinary share	$0.07	$(0.00)
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	11,500,000	10,500,000
Basic and diluted net income (loss) per Class B ordinary share	$0.07	$(0.00)

(1)	Includes up to 1,575,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 7). On July 1, 2025, the Company issued additional 2,012,500 Class B ordinary shares to Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriter partially exercised their over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriter, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited on August 17, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised, resulting in the total Class B ordinary shares outstanding decreasing to 11,500,000 (Note 4).

 The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	947,857	$95	11,500,000	$1,149	$—	$(16,382,885)	$(16,381,641)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,802,685)	(3,802,685)
Net income	—	—	—	—	—	3,886,445	3,886,445
Balance – March 31, 2026 (unaudited)	947,857	$95	11,500,000	$1,149	$—	$(16,299,125)	$(16,297,881)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	160,000	$16	12,075,000	$1,207	$24,177	$(57,191)	$(31,791)
Net loss	—	—	—	—	—	(774)	(774)
Balance – March 31, 2025 (unaudited)	160,000	$16	12,075,000	$1,207	$24,177	$(57,965)	$(32,565)

(1)	Includes up to 1,575,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 7). On July 1, 2025, the Company issued additional 2,012,500 Class B ordinary shares to Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriter partially exercised their over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriter, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited on August 17, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised, resulting in the total Class B ordinary shares outstanding decreasing to 11,500,000 (Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows from operating activities:
Net income (loss)	$3,886,445	$(774)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,302,685)	—
Changes in operating assets and liabilities
Prepaid expenses	7,266	(2,324)
Prepaid insurance	22,500	—
Deferred legal fee payable	152,904	—
Accrued expenses	112,542	(31,791)
Net cash used in operating activities	(121,028)	(34,889)

Cash Flows from investing Activities:
Cash withdrawn from Trust Account for working capital purposes	500,000	—
Net cash provided by investing activities	500,000	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	65,000
Payment of offering costs	—	(24,921)
Net cash provided by Financing activities	—	40,079

Net change in cash	378,972	5,190
Cash – beginning of period	1,092,055	—
Cash – end of period	$1,471,027	$5,190

 The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a business combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 9, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is EQV Ventures Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on July 1, 2025. On July 3, 2025, the Company consummated the Initial Public Offering of 46,000,000 units (the “Units”), which includes the partial exercise by the underwriter of their over-allotment option of 4,000,000 Units, at $10.00 per Unit, generating gross proceeds of $460,000,000. Each Unit consists of one Class A ordinary share (“Public Share”) and one-third of one redeemable warrant (each, a “Public Warrant,” and collectively, the “Public Warrants”).

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

MARCH 31, 2026

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

The initial shareholders have agreed to waive their liquidation rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a business combination within the Combination Period. However, if the Sponsor, officers and directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a business combination within the Combination Period. The underwriter have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of certain amounts of working capital expenses and taxes payable. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all material vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Beginning August 22, 2025, holders of the Units may now elect to separately trade the Class A ordinary shares and the warrants included in the Units. Those Units not separated continue to trade on the New York Stock Exchange under the symbol “EVAC U” and the Class A ordinary shares and warrants that are separated trade under the symbols “EVAC” and “EVAC WS,” respectively.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and conflicts in the Middle East, including ongoing and potential escalations involving Iran and its regional activities. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Liquidity and Capital Resources

The Company’s liquidity needs up to July 3, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of March 31, 2026, the Company had $1,471,027 in cash and working capital surplus of $1,311,723.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

MARCH 31, 2026

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2026. The interim results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value to be reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 815 since the underwriter partially exercised their over-allotment option at the closing of the Initial Public Offering. The remainder of the over-allotment option has expired and is no longer payable.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,471,027 and $1,092,055 in cash and cash equivalents, including money market funds as of as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in the Trust Account

As of March 31, 2026 and December 31, 2025, the investments held in the Trust Account, amounting to $472,820,666 and $469,017,981, respectively, were held in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial business combination and liquidation.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a business combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$460,000,000
Less:
Proceeds allocated to Public Warrants	(7,590,000)
Proceeds allocated to over-allotment option	(134,900)
Class A ordinary shares issuance costs	(24,055,538)
Plus:
Remeasurement of carrying value to redemption value	40,298,419
Class A Ordinary Shares subject to possible redemption, December 31, 2025	468,517,981
Plus:
Remeasurement of carrying value to redemption value	3,802,685
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$472,320,666

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 15,333,333 Public Warrants and 262,619 Private Placement Warrants outstanding as of March 31, 2026 and December 31, 2025.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the income (loss) by the weighted average ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. Weighted average ordinary shares were reduced for the effect of an aggregate of 575,000 ordinary shares that were forfeited on August 17, 2025 as the over-allotment option was not exercised in full by the underwriter (Note 4). The over-allotment option has expired and is no longer payable.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$3,121,761	$764,684	$(12)	$(762)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	46,947,857	11,500,000	160,000	10,500,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.00)	$(0.00)

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Public Units

Pursuant to the Initial Public Offering on July 3, 2025, the Company sold 46,000,000 Units, which includes the partial exercise by the underwriter of their over-allotment option in the amount of 4,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant,” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Warrants

As of March 31, 2026 and December 31, 2025, there were 15,595,952 warrants outstanding, including 15,333,333 Public Warrants and 262,619 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a business combination. The Public Warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026 and December 31, 2025, there were 262,619 Private Placement Warrants outstanding. The Private Placement Warrants contained in the Private Placement Units (Note 4) are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On October 11, 2024, the Sponsor paid $25,000 in exchange for the issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”), par value $0.0001 per share, of the Company. On July 1, 2025, the Company issued 2,012,500 Class B ordinary shares to the Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share data has been retrospectively presented. The Sponsor agreed to forfeit up to 1,575,000 Founder Shares to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares represented, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On July 3, 2025, the underwriter partially exercised their over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriter, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited as of August 17, 2025, the expiration date of the over-allotment option, as it remained unexercised.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units and the underlying securities of such Private Placement Units, except as described herein. As of March 31, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

Due from Related Party

As of March 31, 2026 and December 31, 2025, the Company had amounts due from a related party of $11,695. The amounts due from the related party are unsecured, non-interest-bearing, and due on demand.

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, of the Company or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. For the three months ended March 31, 2026, the Company incurred $120,000 and paid $80,000 in out-of-pocket expenses. $40,000 is included in accrued expenses in the accompanying condensed balance sheet. For the three months ended March 31, 2025, no fees were incurred for these services.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 6,300,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On July 3, 2025, the underwriter partially exercised the over-allotment option to purchase an additional 4,000,000 Units. The remaining over-allotment option expired on August 17, 2025, the expiration date of the over-allotment option, as it remained unexercised (Note 4).

The underwriter were entitled to an underwriting discount of $5,878,570, which was paid at the closing of the Initial Public Offering as $2,000,000 in cash and $3,878,570 in Underwriter Private Placement Units. Additionally, $1,000,000 is payable to the underwriter at the closing of the initial business combination.

The underwriter are entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a business combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a business combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of the base fee and the over-allotment fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a business combination. The over-allotment option has expired and is no longer payable.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

As of March 31, 2026 and December 31, 2025, there were 947,857 Class A ordinary shares issued and outstanding, excluding 46,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2026 and December 31, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding. On July 1, 2025, the Company issued an additional 2,012,500 Class B ordinary shares to the Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. On July 3, 2025, the underwriter partially exercised their over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriter, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. On August 17, 2025, 575,000 Founder Shares were subsequently forfeited upon the expiration of the underwriter’s over-allotment option (Note 4).

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 8. SEGMENT INFORMATION

Topic 280 establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,471,027	$1,092,055
Investments held in the Trust Account	$472,820,666	$469,017,981

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$427,850	$774
Interest earned on investments held in Trust Account	4,302,685	$—

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the condensed balance sheet date through May 14, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to EQV Ventures Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to EQV Ventures Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 9, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “business combination”). We intend to effectuate our business combination using cash derived from the proceeds of the Company’s initial public offering (the “Initial Public Offering”) and the sale of the Private Placement Units (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 9, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $3,886,445, which consists of interest income on investments held in the Trust Account of $4,302,685 and interest earned on operating account of $11,610, offset by general and administrative costs of $427,850.

For the three months ended March 31, 2025, we had net loss of $774, which consists of general and administrative costs.

Liquidity and Capital Resources

On July 3, 2025, we consummated the Initial Public Offering of 46,000,000 Units, which includes the partial exercise by the underwriter of their over-allotment option of 4,000,000 Units, at $10.00 per Unit, generating gross proceeds of $460,000,000. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of (i) the private placement of 400,000 Sponsor Private Placement Units at a price of $10.00 per Sponsor Private Placement Unit, generating total proceeds of $4,000,000, and (ii) the private placement of 387,857 Underwriter Private Placement Units, which includes 12,857 Units issued pursuant to the partial exercise by BTIG of the over-allotment option, at a price of $10.00 per Underwriter Private Placement Unit, generating total proceeds of $3,878,570.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Units, a total of $460,000,000 was placed in the Trust Account. We incurred $5,878,570 of cash underwriting fees, $17,100,000 of deferred underwriting fees, and $1,513,321 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $121,028. Net income of $3,886,445 was affected by interest earned on investments held in the Trust Account of $4,302,685. Changes in operating assets and liabilities provided $295,212 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $34,889. Net loss of $774 was affected by changes in operating assets and liabilities used $34,115 of cash for operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $472,820,666 (including approximately $4,302,685 of interest income) consisting of cash held in an interest-bearing demand deposit account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net, with respect to interest income, of permitted withdrawals and deferred underwriting commissions), to complete our business combination. $1,000,000 of the total underwriting commissions is payable in cash to the underwriter at the closing of our initial business combination. This payment is separate from the deferred underwriting commissions described in this Quarterly Report. We may withdraw interest from the Trust Account to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account will be sufficient to pay our taxes and to fund permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $1,471,027. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter are entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a business combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a business combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of the base fee and the over-allotment fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a business combination. The over-allotment option has expired and is no longer payable.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. At March 31, 2026, there were 46,947,857 Class A ordinary shares issued and outstanding.

On July 3, 2025, the Company consummated the Initial Public Offering of 46,000,000 units (the “Units”), which includes the partial exercise by the underwriter of their over-allotment option of 4,000,000 Units, at $10.00 per Unit, generating gross proceeds of $460,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-288469). The SEC declared the registration statement effective on July 1, 2025.

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

Use of Proceeds

In connection with the Initial Public Offering, we paid a total of $24,491,891, consisting of $5,878,570 of cash underwriting fees, $17,100,000 of deferred underwriting fees, and $1,513,321 of other offering costs. Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $460,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Units are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q. There has been no material change in the planned use of the proceeds from the Initial Public Offering and the private placements as is described in the Company’s Annual Report on Form 10-K.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

EQV VENTURES ACQUISITION CORP. II

Date: May 15, 2026	By:	/s/ Jerry Silvey
	Name:	Jerry Silvey
	Title:	Chief Executive Officer
(principal executive officer)

Date: May 15, 2026	By:	/s/ Tyson Taylor
	Name:	Tyson Taylor
	Title:	President, Chief Financial Officer
(principal financial and accounting officer)