Form 10-Q
period 2026-06-30
EQV Ventures Acquisition Corp. II
filed 2026-08-14
CIK 2042902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 46,947,857 Class A ordinary shares, par value $0.0001, and 11,500,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

EQV VENTURES ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,112,509	$1,092,055
Due from related party	11,695	11,695
Prepaid expenses	49,757	11,023
Prepaid insurance	90,000	90,000
Total Current Assets	1,263,961	1,204,773

Non-current assets:
Long-term prepaid insurance	—	45,000
Cash held in the Trust Account	477,159,386	469,017,981
Total Assets	$478,423,347	$470,267,754

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued offering costs	$75,000	$75,000
Accrued expenses	36,225	77,214
Total Current Liabilities	111,225	152,214

Non-current liabilities:
Deferred legal fees	1,195,794	879,200
Deferred underwriting fee payable	17,100,000	17,100,000
Total Liabilities	18,407,019	18,131,414

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 46,000,000 shares at a redemption value of $10.36 and $10.19 per share as of June 30, 2026 and December 31, 2025, respectively	476,659,386	468,517,981

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 947,857 shares issued and outstanding (excluding 46,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	95	95
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 11,500,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1,149	1,149
Additional paid-in capital	—	—
Accumulated deficit	(16,644,302)	(16,382,885)
Total Shareholders’ Deficit	(16,643,058)	(16,381,641)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$478,423,347	$470,267,754

The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$355,143	$48,603	$782,993	$49,377
Loss from Operations	(355,143)	(48,603)	(782,993)	(49,377)

Other income:
Interest earned on cash held in Trust Account	4,338,720	—	8,641,405	—
Interest earned on operating account	9,966	—	21,576	—
Total other income	4,348,686	—	8,662,981	—

Net Income (Loss)	$3,993,543	$(48,603)	$7,879,988	$(49,377)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	46,947,857	160,000	46,947,857	160,000
Basic and diluted net income (loss) per Class A ordinary share	$0.07	$(0.00)	$0.13	$(0.00)
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	11,500,000	10,500,000	11,500,000	10,500,000
Basic and diluted net income (loss) per Class B ordinary share	$0.07	$(0.00)	$0.13	$(0.00)

(1)	Includes up to 1,575,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 7). On July 1, 2025, the Company issued additional 2,012,500 Class B ordinary shares to Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per-share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriter partially exercised its over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriter, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited on August 17, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised, resulting in the total Class B ordinary shares outstanding decreasing to 11,500,000 (Note 4).

 The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	947,857	$95	11,500,000	$1,149	$—	$(16,382,885)	$(16,381,641)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,802,685)	(3,802,685)
Net income	—	—	—	—	—	3,886,445	3,886,445
Balance – March 31, 2026 (unaudited)	947,857	95	11,500,000	1,149	—	(16,299,125)	(16,297,881)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(4,338,720)	(4,338,720)
Net income	—	—	—	—	—	3,993,543	3,993,543
Balance – June 30, 2026 (unaudited)	947,857	$95	11,500,000	$1,149	$—	$(16,644,302)	$(16,643,058)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	160,000	$16	12,075,000	$1,207	$24,177	$(57,191)	$(31,791)
Net loss	—	—	—	—	—	(774)	(774)
Balance – March 31, 2025 (unaudited)	160,000	16	12,075,000	1,207	24,177	(57,965)	(32,565)
Net loss	—	—	—	—	—	(48,603)	(48,603)
Balance – June 30, 2025 (unaudited)	160,000	$16	12,075,000	$1,207	$24,177	$(106,568)	$(81,168)

(1)	Includes up to 1,575,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 7). On July 1, 2025, the Company issued additional 2,012,500 Class B ordinary shares to Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per-share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriter partially exercised its over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriter, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited on August 17, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised, resulting in the total Class B ordinary shares outstanding decreasing to 11,500,000 (Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$7,879,988	$(49,377)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(8,641,405)	—
Changes in operating assets and liabilities
Prepaid expenses	(38,734)	3,451
Prepaid insurance	45,000	—
Deferred legal fee payable	316,594	—
Accrued expenses	(40,989)	10,437
Net cash used in operating activities	(479,546)	(35,489)

Cash Flows from investing activities:
Cash withdrawn from Trust Account for working capital purposes	500,000	—
Net cash provided by investing activities	500,000	—

Cash Flows from financing activities:
Proceeds from promissory note - related party	—	236,000
Payment of offering costs	—	(195,590)
Net cash provided by financing activities	—	40,410

Net change in cash and cash equivalents	20,454	4,921
Cash and cash equivalents – beginning of period	1,092,055	—
Cash and cash equivalents – end of period	$1,112,509	$4,921

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$752,181
Prepaid expenses paid through advances from related party	$—	$5,420

 The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 9, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is EQV Ventures Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on July 1, 2025. On July 3, 2025, the Company consummated the Initial Public Offering of 46,000,000 units (the “Units”), which includes the partial exercise by the underwriter of its over-allotment option of 4,000,000 Units, at $10.00 per Unit, generating gross proceeds of $460,000,000. Each Unit consists of one Class A ordinary share (“Public Share”) and one-third of one redeemable warrant (each, a “Public Warrant,” and collectively, the “Public Warrants”).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated (i) the private placement of 400,000 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Sponsor Private Placement Units”) to the Sponsor at a price of $10.00 per Sponsor Private Placement Unit, generating total proceeds of $4,000,000, and (ii) the private placement of 387,857 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Underwriter Private Placement Units”) to BTIG, LLC (“BTIG”), which includes 12,857 Units issued pursuant to the partial exercise by BTIG of the over-allotment option, at a price of $10.00 per Underwriter Private Placement Unit, generating total proceeds of $3,878,570 (collectively, the “Private Placement Units”). The Private Placement Units are discussed in Notes 3 and 4.

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

Upon the closing of the Initial Public Offering on July 3, 2025, an amount of $460,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are being held in a trust account (the “Trust Account”), located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, or in an interest bearing demand deposit account, until the earlier of (i) the consummation of a business combination and (ii) the distribution of the Trust Account, as described below. We are permitted to withdraw interest earned on the Trust Account to fund our working capital requirements, subject to an annual limit of $1,000,000, and/or to pay our taxes and notwithstanding the annual limitation, such withdrawals can only be made from interest and not from the principal held in the Trust Account (“permitted withdrawals”).

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The initial shareholders have agreed to waive their liquidation rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a business combination within the Combination Period. However, if the Sponsor, officers and directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a business combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to July 3, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of June 30, 2026, the Company had $1,112,509 in cash and cash equivalents and working capital surplus of $1,152,736. In addition, the Company may withdraw interest earned on the funds held in the Trust Account for permitted purposes (up to an aggregate of $1,000,000 per year, of which $500,000 has been withdrawn year to date as of June 30, 2026), which provides an additional source of liquidity to fund its working capital needs.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” management believes that the Company has sufficient funds to meet its working capital needs through the mandatory liquidation date. However, because the Company is required to complete its initial business combination or obtain an extension of the Combination Period by July 3, 2027, which falls within one year from the date these unaudited condensed financial statements are issued, or otherwise cease operations and liquidate, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value to be reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 815 since the underwriter partially exercised its over-allotment option at the closing of the Initial Public Offering. The remainder of the over-allotment option has expired and is no longer payable.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,112,509 and $1,092,055 in cash and cash equivalents, including money market funds as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in the Trust Account

As of June 30, 2026 and December 31, 2025, the cash held in the Trust Account, amounting to $477,159,386 and $469,017,981, respectively, were held in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial business combination and liquidation.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, ”Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares subject to possible redemption and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares subject to possible redemption. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Warrants (as defined below) and the Private Placement Units were charged to shareholders’ deficit. The Public Warrants and Private Placement Warrants (as defined below), after management’s evaluation, were accounted for under equity treatment.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a business combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$460,000,000
Less:
Proceeds allocated to Public Warrants	(7,590,000)
Proceeds allocated to over-allotment option	(134,900)
Class A ordinary shares issuance costs	(24,055,538)
Plus:
Remeasurement of carrying value to redemption value	40,298,419
Class A ordinary shares subject to possible redemption, December 31, 2025	468,517,981
Plus:
Accretion of carrying value to redemption value	8,141,405
Class A ordinary shares subject to possible redemption, June 30, 2026	$476,659,386

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 15,333,333 Public Warrants and 262,619 Private Placement Warrants outstanding as of June 30, 2026 and December 31, 2025.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the income (loss) by the weighted average ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. Weighted average ordinary shares were reduced for the effect of an aggregate of 575,000 ordinary shares that were forfeited on August 17, 2025 as the over-allotment option was not exercised in full by the underwriter (see Note 4). The over-allotment option has expired and is no longer payable.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$3,207,787	$785,756	$(730)	$(47,873)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	46,947,857	11,500,000	160,000	10,500,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.00)	$(0.00)

	For the Six Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$6,329,549	$1,550,439	$(741)	$(48,636)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	46,947,857	11,500,000	160,000	10,500,000
Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$(0.00)	$(0.00)

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

NOTE 3. INITIAL PUBLIC OFFERING

Public Units

Pursuant to the Initial Public Offering on July 3, 2025, the Company sold 46,000,000 Units, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 4,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant,” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Warrants

As of June 30, 2026 and December 31, 2025, there were 15,595,952 warrants outstanding, including 15,333,333 Public Warrants and 262,619 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a business combination. The Public Warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026 and December 31, 2025, there were 262,619 Private Placement Warrants outstanding. The Private Placement Warrants contained in the Private Placement Units (see Note 4) are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On October 11, 2024, the Sponsor paid $25,000 in exchange for the issuance of 10,062,500 Class B ordinary shares (the “Founder Shares”), par value $0.0001 per share, of the Company. On July 1, 2025, the Company issued 2,012,500 Class B ordinary shares to the Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per-share data have been retrospectively presented. The Sponsor agreed to forfeit up to 1,575,000 Founder Shares to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares represented, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On July 3, 2025, the underwriter partially exercised its over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriter, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited as of August 17, 2025, the expiration date of the over-allotment option, as it remained unexercised.

The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a business combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

The initial shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier of (A) 12 months after the completion of the initial business combination, or (B) six months after the completion of the initial business combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units and the underlying securities of such Private Placement Units, except as described herein. As of June 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

Due from Related Party

As of June 30, 2026 and December 31, 2025, the Company had amounts due from a related party of $11,695. The amounts due from the related party are unsecured, non-interest-bearing, and due on demand.

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, of the Company or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. For the three and six months ended June 30, 2026, the Company incurred and paid $120,000 and $240,000, respectively, in fees for such services. For the three and six months ended June 30, 2025, the Company did not incur any fees for these services.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 6,300,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On July 3, 2025, the underwriter partially exercised the over-allotment option to purchase an additional 4,000,000 Units. The remaining over-allotment option expired on August 17, 2025, the expiration date of the over-allotment option, as it remained unexercised (see Note 4).

The underwriter was entitled to an underwriting discount of $5,878,570, which was paid at the closing of the Initial Public Offering as $2,000,000 in cash and $3,878,570 in Underwriter Private Placement Units. Additionally, $1,000,000 is payable to the underwriter at the closing of the initial business combination.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a business combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a business combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of the base fee and the over-allotment fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a business combination. The over-allotment option has expired and is no longer payable.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

As of June 30, 2026 and December 31, 2025, there were 947,857 Class A ordinary shares issued and outstanding, excluding 46,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2026 and December 31, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding. On July 1, 2025, the Company issued an additional 2,012,500 Class B ordinary shares to the Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. On July 3, 2025, the underwriter partially exercised its over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriter, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. On August 17, 2025, 575,000 Founder Shares were subsequently forfeited upon the expiration of the underwriter’s over-allotment option (see Note 4).

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8. FAIR VALUE MEASUREMENTS

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
JPM U.S. Government Money Market Fund	1	$1,077,313	$1,005,737

The cash and cash equivalents balance presented in the Company’s condensed balance sheets also includes cash of $35,196 and $86,318 as of June 30, 2026 and December 31, 2025, respectively.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 9. SEGMENT INFORMATION

ASC Topic 280 establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,112,509	$1,092,055
Cash held in the Trust Account	$477,159,386	$469,017,981

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$355,143	$48,603	$782,993	$49,377
Interest earned on cash held in Trust Account	4,338,720	$—	8,641,405	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the condensed balance sheet date through August 14, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Recent Developments

As previously disclosed, on July 2, 2026, the Company’s board of directors appointed Derek Rush as a member of the board. Mr. Rush was also appointed to the audit committee of the Company’s board of directors. Additional information related to Mr. Rush’s appointment is included in the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 9, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $3,993,543, which consists of interest income on cash held in the Trust Account of $4,338,720 and interest earned on operating account of $9,966, offset by general and administrative costs of $355,143.

For the six months ended June 30, 2026, we had net income of $7,879,988, which consists of interest income on cash held in the Trust Account of $8,641,405 and interest earned on operating account of $21,576, offset by general and administrative costs of $782,993.

For the three months ended June 30, 2025, we had a net loss of $48,603, which consisted of general and administrative costs.

For the six months ended June 30, 2025, we had a net loss of $49,377, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2026, cash used in operating activities was $479,546. Net income of $7,879,988 was affected by interest earned on cash held in the Trust Account of $8,641,405. Changes in operating assets and liabilities provided $281,871 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $35,489, and net loss was $49,377. Changes in operating assets and liabilities provided $13,888 of cash for operating activities.

As of June 30, 2026, we had cash held in the Trust Account of $477,159,386 (including approximately $17,159,386 of interest income) consisting of cash held in an interest-bearing demand deposit account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net, with respect to interest income, of permitted withdrawals and deferred underwriting commissions), to complete our business combination. $1,000,000 of the total underwriting commissions is payable in cash to the underwriter at the closing of our initial business combination. This payment is separate from the deferred underwriting commissions described in this Quarterly Report. We may withdraw interest from the Trust Account to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account will be sufficient to pay our taxes and to fund permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash and cash equivalents of $1,112,509. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification 205-40, “Presentation of Financial Statements - Going Concern,” management believes that the Company has sufficient funds to meet its working capital needs through the mandatory liquidation date. However, because we are required to complete our initial business combination or obtain an extension of the Combination Period by July 3, 2027, which falls within one year from the date these unaudited condensed financial statements are issued, or otherwise cease operations and liquidate, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a business combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a business combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of the base fee and the over-allotment fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a business combination. The over-allotment option has expired and is no longer payable.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2026, except for the below additional risk factor which could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There is substantial doubt about our ability to continue as a “going concern.”

The current end date of the business combination period, when a mandatory liquidation of the Trust Account would occur, is July 3, 2027. Under the Amended and Restated Memorandum and Articles of Association, the Combination Period in which we must consummate an initial business combination is 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, though we may seek shareholder approval to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate an initial business combination. Although we intend to complete an initial business combination within the Combination Period, there can be no assurance that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by the end of our Combination Period, there will be a mandatory liquidation of the Trust Account. Accordingly, our management has determined that the mandatory liquidation of the Trust Account, should an initial business combination not occur, raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

There were no unregistered sales of equity securities during the period covered by this Quarterly Report.

On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. At June 30, 2026, there were 46,947,857 Class A ordinary shares issued and outstanding.

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

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of (i) 400,000 Sponsor Private Placement Units in a private placement to the Sponsor at a price of $10.00 per Sponsor Private Placement Unit, generating gross proceeds of $4,000,000, and (ii) 387,857 Underwriter Private Placement Units in a private placement to BTIG, generating gross proceeds of $3,878,570. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

EQV VENTURES ACQUISITION CORP. II

Date: August 14, 2026	By:	/s/ Jerry Silvey
	Name:	Jerry Silvey
	Title:	Chief Executive Officer
(principal executive officer)

Date: August 14, 2026	By:	/s/ Tyson Taylor
	Name:	Tyson Taylor
	Title:	President, Chief Financial Officer
(principal financial and accounting officer)