Form 10-Q
period 2026-09-30
EQV Ventures Acquisition Corp. II
filed 2026-11-10
CIK 2042902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 9, 2026, there were 46,947,857 Class A ordinary shares, par value $0.0001 per share, and 11,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

EQV VENTURES ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

 i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$885,642	$1,092,055
Due from related party	11,695	11,695
Prepaid expenses	34,742	11,023
Prepaid insurance	67,500	90,000
Total Current Assets	999,579	1,204,773

Non-current assets:
Long-term prepaid insurance	—	45,000
Cash held in the Trust Account	481,646,478	469,017,981
Total Assets	$482,646,057	$470,267,754

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering costs	$—	$75,000
Accrued expenses	63,301	77,214
Total Current Liabilities	63,301	152,214

Non-current liabilities:
Deferred legal fees	1,370,155	879,200
Deferred underwriting fee payable	17,100,000	17,100,000
Total Liabilities	18,533,456	18,131,414

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 46,000,000 shares at a redemption value of $10.46 and $10.19 per share as of September 30, 2026 and December 31, 2025, respectively	481,146,478	468,517,981

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 947,857 shares issued and outstanding (excluding 46,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	95	95
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 11,500,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	1,149	1,149
Additional paid-in capital	—	—
Accumulated deficit	(17,035,121)	(16,382,885)
Total Shareholders’ Deficit	(17,033,877)	(16,381,641)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$482,646,057	$470,267,754

The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$398,736	$304,298	$1,181,729	$353,675
Loss from Operations	(398,736)	(304,298)	(1,181,729)	(353,675)

Other income:
Interest earned on cash held in Trust Account	4,487,092	4,765,664	13,128,497	4,765,664
Interest earned on operating account	7,917	—	29,493	—
Total Other Income	4,495,009	4,765,664	13,157,990	4,765,664

Net Income	$4,096,273	$4,461,366	$11,976,261	$4,411,989

Basic and diluted weighted average shares outstanding, Class A ordinary shares	46,947,857	45,906,978	46,947,857	15,469,262
Basic and diluted net income per Class A ordinary share	$0.07	$0.08	$0.20	$0.17
Basic weighted average shares outstanding, Class B ordinary shares(1)	11,500,000	11,478,022	11,500,000	10,827,206
Basic net income per Class B ordinary share	$0.07	$0.08	$0.20	$0.17
Diluted weighted average shares outstanding, Class B ordinary shares(1)	11,500,000	11,500,000	11,500,000	11,500,000
Diluted net income per Class B ordinary share	$0.07	$0.08	$0.20	$0.16

(1)	Includes up to 1,575,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 7). On July 1, 2025, the Company issued additional 2,012,500 Class B ordinary shares to Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per-share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriter partially exercised its over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriter, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited on August 17, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised, resulting in the total Class B ordinary shares outstanding decreasing to 11,500,000 (Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	947,857	$95	11,500,000	$1,149	$—	$(16,382,885)	$(16,381,641)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,802,685)	(3,802,685)
Net income	—	—	—	—	—	3,886,445	3,886,445
Balance – March 31, 2026 (unaudited)	947,857	95	11,500,000	1,149	—	(16,299,125)	(16,297,881)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(4,338,720)	(4,338,720)
Net income	—	—	—	—	—	3,993,543	3,993,543
Balance – June 30, 2026 (unaudited)	947,857	95	11,500,000	1,149	—	(16,644,302)	(16,643,058)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(4,487,092)	(4,487,092)
Net income	—	—	—	—	—	4,096,273	4,096,273
Balance – September 30, 2026 (unaudited)	947,857	$95	11,500,000	$1,149	$—	$(17,035,121)	$(17,033,877)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares (1)		Class B Ordinary Shares (2)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	160,000	$16	12,075,000	$1,207	$24,177	$(57,191)	$(31,791)
Net loss	—	—	—	—	—	(774)	(774)
Balance – March 31, 2025 (unaudited)	160,000	16	12,075,000	1,207	24,177	(57,965)	(32,565)
Net loss	—	—	—	—	—	(48,603)	(48,603)
Balance – June 30, 2025 (unaudited)	160,000	16	12,075,000	1,207	24,177	(106,568)	(81,168)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(15,056,315)	(20,489,787)	(35,546,102)
Sale 787,857 of Private Placement Units	787,857	79	—	—	7,878,491	—	7,878,570
Fair Value of Public Warrants at issuance	—	—	—	—	7,590,000	—	7,590,000
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(436,353)	—	(436,353)
Forfeiture of Founder Shares	—	—	(575,000)	(58)	—	58	—
Net income	—	—	—	—	—	4,461,366	4,461,366
Balance – September 30, 2025 (unaudited)	947,857	$95	11,500,000	$1,149	$—	$(16,134,931)	$(16,133,687)

(1)	On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the company. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act (Note 7).
(2)	Includes up to 1,575,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). On July 1, 2025, the Company issued additional 2,012,500 Class B ordinary shares to Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. All share and per share amounts have been retrospectively restated (Note 4). On July 3, 2025, the underwriters partially exercised their over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriters, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. The remaining 575,000 Founder Shares were forfeited on August 17, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised, resulting in the total Class B ordinary shares outstanding decreasing to 11,500,000 (Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from operating activities:
Net income	$11,976,261	$4,411,989
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(13,128,497)	(4,765,664)
Payment of general and administrative costs through promissory note – related party	—	145,113
Change in Fair Value of Overallotment liability	—	(134,900)
Changes in operating assets and liabilities
Prepaid expenses	(23,719)	(21,891)
Prepaid insurance	67,500	(157,500)
Deferred legal fee payable	490,955	—
Accrued expenses	(13,913)	15,259
Net cash used in operating activities	(631,413)	(507,594)

Cash Flows from investing activities:
Investment of cash into Trust Account	—	(460,000,000)
Cash withdrawn from Trust Account for working capital purposes	500,000	—
Net cash provided by (used in) investing activities	500,000	(460,000,000)

Cash Flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	454,121,430
Proceeds from sale of Private Placement Units	—	7,878,570
Due from Sponsor	—	(11,695)
Proceeds from promissory note – related party	—	236,000
Repayment of promissory note – related party	—	(236,000)
Payment of offering costs	(75,000)	(768,362)
Net cash (used in) provided by financing activities	(75,000)	461,219,943

Net change in cash and cash equivalents	(206,413)	712,349
Cash and cash equivalents – beginning of period	1,092,055	—
Cash and cash equivalents – end of period	$885,642	$712,349

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$(287,828)
Deferred underwriting fee payable	$—	$17,100,000
Deferred legal fee payable	$—	$815,072

The accompanying notes are an integral part of these unaudited condensed financial statements.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 9, 2024 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the Initial Public Offering, the Company consummated (i) the private placement of 400,000 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Sponsor Private Placement Units”) to the Sponsor at a price of $10.00 per Sponsor Private Placement Unit, generating total proceeds of $4,000,000, and (ii) the private placement of 387,857 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Underwriter Private Placement Units”) to BTIG, LLC (“BTIG”), which includes 12,857 Units issued pursuant to the partial exercise by BTIG of the over-allotment option, at a price of $10.00 per Underwriter Private Placement Unit, generating total proceeds of $3,878,570 (collectively, the “Private Placement Units”). The Private Placement Units are discussed in Notes 5.

Transaction costs amounted to $24,491,891, consisting of $5,878,570 of underwriting fees, $17,100,000 of deferred underwriting fees, and $1,513,321 of other offering costs.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to July 3, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of September 30, 2026, the Company had $885,642 in cash and cash equivalents and working capital surplus of $936,278. In addition, the Company may withdraw interest earned on the funds held in the Trust Account for permitted purposes (up to an aggregate of $1,000,000 per year, of which $500,000 has been withdrawn year to date as of September 30, 2026), which provides an additional source of liquidity to fund its working capital needs.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $885,642 and $1,092,055 in cash and cash equivalents, including money market funds, as of September 30, 2026 and December 31, 2025, respectively.

Cash Held in the Trust Account

As of September 30, 2026 and December 31, 2025, the cash held in the Trust Account, amounting to $481,646,478 and $469,017,981, respectively, were held in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial business combination and liquidation.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares subject to possible redemption and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares subject to possible redemption. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Warrants (as defined below) and the Private Placement Units were charged to shareholders’ deficit. The Public Warrants and Private Placement Warrants (as defined below), after management’s evaluation, were accounted for under equity treatment.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a business combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$460,000,000
Less:
Proceeds allocated to Public Warrants	(7,590,000)
Proceeds allocated to over-allotment option	(134,900)
Class A ordinary shares issuance costs	(24,055,538)
Plus:
Remeasurement of carrying value to redemption value	40,298,419
Class A ordinary shares subject to possible redemption, December 31, 2025	468,517,981
Plus:
Accretion of carrying value to redemption value	12,628,497
Class A ordinary shares subject to possible redemption, September 30, 2026	$481,146,478

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 15,333,333 Public Warrants and 262,619 Private Placement Warrants outstanding as of September 30, 2026 and December 31, 2025.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. Weighted average ordinary shares were reduced for the effect of an aggregate of 575,000 ordinary shares that were forfeited on August 17, 2025 as the over-allotment option was not exercised in full by the underwriter (see Note 4). The over-allotment option has expired and is no longer payable.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,290,304	$805,969	$9,619,853	$2,356,408
Denominator:
Basic and diluted weighted average ordinary shares outstanding	46,947,857	11,500,000	46,947,857	11,500,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.20	$0.20

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$3,569,013	$892,353	$2,595,414	$1,816,575
Denominator:
Basic weighted average ordinary shares outstanding	45,906,978	11,478,022	15,469,262	10,827,206
Basic net income per ordinary share	$0.08	$0.08	$0.17	$0.17
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,567,647	$893,719	$2,530,667	$1,881,322
Denominator:
Diluted weighted average ordinary shares outstanding	45,906,978	11,500,000	15,469,262	11,500,000
Diluted net income per ordinary share	$0.08	$0.08	$0.17	$0.16

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”), to improve the guidance for interim reporting and clarify when that guidance is applicable. The ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted. Management is currently evaluating ASU 2025-11 to determine its impact on the Company’s disclosures.

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting the standard on its financial statements.

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

Warrants

As of September 30, 2026 and December 31, 2025, there were 15,595,952 warrants outstanding, including 15,333,333 Public Warrants and 262,619 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a business combination. The Public Warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

As of September 30, 2026 and December 31, 2025, there were 262,619 Private Placement Warrants outstanding. The Private Placement Warrants contained in the Private Placement Units (see Note 5) are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.

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

SEPTEMBER 30, 2026

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units and the underlying securities of such Private Placement Units, except as described herein. As of September 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

Due from Related Party

As of September 30, 2026 and December 31, 2025, the Company had amounts due from a related party of $11,695. The amounts due from the related party are unsecured, non-interest-bearing, and due on demand.

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

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, of the Company or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. For the three and nine months ended September 30, 2026, the Company incurred and paid $120,000 and $360,000, respectively, in fees for such services, of which $40,000 is included in the accrued expense in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2025, the Company incurred and paid $120,000 for these services.

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

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. Together with the additional $1,000,000 underwriting fee described above, the total underwriting fees payable upon the consummation of the initial Business Combination amount to $17,100,000, as reflected in the accompanying condensed balance sheets. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a business combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a business combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of the base fee and the over-allotment fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a business combination. The over-allotment option has expired and is no longer payable.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

As of September 30, 2026 and December 31, 2025, there were 947,857 Class A ordinary shares issued and outstanding, excluding 46,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2026 and December 31, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding. On July 1, 2025, the Company issued an additional 2,012,500 Class B ordinary shares to the Sponsor in a share recapitalization, resulting in the total Class B ordinary shares outstanding increasing to 12,075,000. On July 3, 2025, the underwriter partially exercised its over-allotment option. As a result of the partial exercise of the over-allotment option by the underwriter, 1,000,000 Founder Shares were no longer subject to forfeiture at such time. On August 17, 2025, 575,000 Founder Shares were subsequently forfeited upon the expiration of the underwriter’s over-allotment option (see Note 4).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
JPM U.S. Government Money Market Fund	1	$810,230	$1,005,737
Cash held in the Trust Account	1	$481,646,478	$469,017,981

The cash and cash equivalents balance presented in the Company’s condensed balance sheets also includes cash of $75,412 and $86,318 as of September 30, 2026 and December 31, 2025, respectively.

All other segment items included in net income are reported on the unaudited condensed statements of operations and described within their respective disclosures.

EQV VENTURES ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$885,642	$1,092,055
Cash held in the Trust Account	$481,646,478	$469,017,981

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$398,736	$304,298	$1,181,729	$353,675
Interest earned on cash held in Trust Account	$4,487,092	$4,765,664	$13,128,497	$4,765,664

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

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the condensed balance sheet date through November 9, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K and the Company’s subsequent Quarterly Reports on Form 10-Q, each filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 9, 2024 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $4,096,273, which consists of interest income on cash held in the Trust Account of $4,487,092 and interest earned on operating account of $7,917, offset by general and administrative costs of $398,736.

For the nine months ended September 30, 2026, we had net income of $11,976,261, which consists of interest income on cash held in the Trust Account of $13,128,497 and interest earned on operating account of $29,493, offset by general and administrative costs of $1,181,729.

For the three months ended September 30, 2025, we had net income of $4,461,366, which consists of interest income on cash held in the Trust Account of $4,765,664, offset by general and administrative costs of $304,298.

For the nine months ended September 30, 2025, we had net income of $4,411,989, which consists of interest income on cash held in the Trust Account of $4,765,664, offset by general and administrative costs of $353,675.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Units, a total of $460,000,000 was placed in the Trust Account. We incurred $5,878,570 of underwriting fees, $17,100,000 of deferred underwriting fees, and $1,513,321 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $631,413. Net income of $11,976,261 was affected by interest earned on cash held in the Trust Account of $13,128,497. Changes in operating assets and liabilities provided $520,823 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $507,594. Net income of $4,411,989 was affected by interest earned on cash held in the Trust Account of $4,765,664, payment of general and administrative costs through promissory note – related party of $145,113 and Change in Fair Value of Overallotment liability of $134,900. Changes in operating assets and liabilities provided $164,132 of cash for operating activities.

As of September 30, 2026, we had cash held in the Trust Account of $481,646,478 (including approximately $22,646,478 of interest income) consisting of cash held in an interest-bearing demand deposit account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net, with respect to interest income, of permitted withdrawals and deferred underwriting commissions), to complete our business combination. $1,000,000 of the total underwriting commissions is payable in cash to the underwriter at the closing of our initial business combination. This payment is separate from the deferred underwriting commissions described in this Quarterly Report. We may withdraw interest from the Trust Account to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account will be sufficient to pay our taxes and to fund permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash and cash equivalents of $885,642. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. Together with the additional $1,000,000 underwriting fee described above, the total underwriting fees payable upon the consummation of the initial Business Combination amount to $17,100,000, as reflected in the accompanying condensed balance sheets. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The deferred fee will be payable to the underwriter upon the closing of a business combination in three portions, as follows: (i) $0.075 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, (ii) up to $0.175 per Unit sold in the Initial Public Offering shall be paid to the underwriter in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with a business combination and (iii) $0.10 per Unit sold in the base offering, plus $0.175 per Unit sold pursuant to the underwriter’s over-allotment option, shall be paid to the underwriter in cash (such aggregate amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriter’s receipt of 100% of the base fee and the over-allotment fee, the Company has the right, in its sole discretion, not to pay all or any portion of the Allocable Amount to the underwriter and to use the Allocable Amount for expenses in connection with a business combination. The over-allotment option has expired and is no longer payable.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q, each filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2026, or our Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2026. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

There were no unregistered sales of equity securities during the period covered by this Quarterly Report.

On November 26, 2024, the Company issued 40,000 Class A ordinary shares to each of its non-executive director nominees (160,000 Class A ordinary shares in total) in connection with their nomination as a director of the Company. These issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act. At September 30, 2026, there were 46,947,857 Class A ordinary shares issued and outstanding.

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

Use of Proceeds

In connection with the Initial Public Offering, we paid a total of $24,491,891, consisting of $5,878,570 of underwriting fees, $17,100,000 of deferred underwriting fees, and $1,513,321 of other offering costs. Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $460,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Units are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q. There has been no material change in the planned use of the proceeds from the Initial Public Offering and the private placements as is described in the Company’s Annual Report on Form 10-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

EQV VENTURES ACQUISITION CORP. II

Date: November 9, 2026	By:	/s/ Jerry Silvey
	Name:	Jerry Silvey
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 9, 2026	By:	/s/ Tyson Taylor
	Name:	Tyson Taylor
	Title:	President, Chief Financial Officer
(principal financial and accounting officer)